Form 10KSB/A
period 1999-12-31
HEALTHCARE SOFTWARE INC
filed 2000-04-19
CIK 1088758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  AMENDMENT  TO
                                   FORM 10-KSB

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

HEALTHCARE  SOFTWARE,  INC.

By  /S/ Tom Cochran
---------------------
        Tom Cochran
        President
4/14/00

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /S/  Tom Cochran
-------------------------------
         Tom Cochran
         President, Secretary, Treasurer, Director
4/14/00

INDEX TO EXHIBITS

Exhibit 3
       Articles of Incorporation incorporated by reference to Form 10SB12(g) filed November 12, 1999
       Bylaws corporated by reference to Form 10SB 12(g) filed November 12, 1999

Exhibit 27
       Financial Data Schedule