Form 10QSB
period 2000-03-31
HEALTHCARE SOFTWARE INC
filed 2000-05-15
CIK 1088758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

( X )     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
          For  the  quarterly  period  ended  March  31,  2000

(   )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                            Healthcare Software, Inc.
             (Exact name of registrant as specified in its charter)

                       Commission file number:  000-28059

                     Nevada                           88-0429414
--------------------------------------------------------------------------------
         (State  of Other Jurisdiction of         (I.R.S. Employer
          Incorporation or Organization)          Identification  No)

611  Mulberry  Rd,  Celebration,  FL                              34747
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                         (Zip Code)

                                  877-603-4382
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ( X )     NO  (   )

As of March 31, 2000 registrant had 6,666,666 shares of Common Stock outstanding.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2000














                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


ACCOUNTANT'S REVIEW REPORT . . . . .  1

FINANCIAL STATEMENTS

  Balance Sheets . . . . . . . . . .  2

  Statements of Operations . . . . .  3

  Statements of Stockholders' Equity  4

  Statements of Cash Flows . . . . .  5

NOTES TO FINANCIAL STATEMENTS. . . .  6

Board  of  Directors
Healthcare  Software,  Inc.
611  Mulberry  Rd
Celebration,  FL  34747

                           Accountant's Review Report

We have reviewed the accompanying balance sheet of Healthcare Software, Inc. (a development stage company) as of March 31, 2000 and the related statements of operations, cash flows, and stockholders' equity for the three months ended March 31, 2000, and for the period from June 17, 1999 (inception) through March 31, 2000. These financial statements are the responsibility of the Company's management

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 were audited by us and we expressed an unqualified opinion on them in our report dated April 5, 2000, but we have not performed any auditing procedures since that date.

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




Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
May  11,  2000

                                          HEALTHCARE SOFTWARE, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                                 BALANCE SHEET


                                                                           March 31,          December 31,
                                                                             2000                 1999
(unaudited)
 A S S E T S
  CURRENT ASSETS
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               36   $              66
                                                                      -------------------  ------------------
      TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .                  36                  66
                                                                      -------------------  ------------------


    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .  $               36                  66
                                                                      ===================  ==================

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

  CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .  $                -                   -
                                                                      -------------------  ------------------
      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .                   -                   -
                                                                      -------------------  ------------------

  COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . . . . . . .                   -                   -
                                                                      -------------------  ------------------

  STOCKHOLDER'S EQUITY
    Common stock, 100,000,000 shares authorized,
      $.0001 par value; 6,666,666 shares issued and outstanding. . .                 667                 667
    Additional paid-in capital . . . . . . . . . . . . . . . . . . .              81,333              81,333
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .             (81,964)            (81,934)
                                                                      -------------------  ------------------
      TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . .                  36                  66
                                                                      -------------------  ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . .  $               36                  66
                                                                      ===================  ==================

See accountant's review and notes to financial statements.

                                             HEALTHCARE SOFTWARE, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF OPERATIONS


                                                     June 17, 1999
                                                     For the Three             (Inception)
                                                      Months Ended               Through
                                                     March 31, 2000           March 31, 2000
                                                      (unaudited)              (unaudited)
                                                ------------------------  ----------------------

R E V E N U E S. . . . . . . . . . . . . . . .                        -                       -
                                                ------------------------  ----------------------

E X P E N S E S
  Bank Charges . . . . . . . . . . . . . . . .                       30                      30
  Professional services. . . . . . . . . . . .                        -                  81,934
                                                ------------------------  ----------------------
    TOTAL OPERATING EXPENSES . . . . . . . . .                       30                  81,964
                                                ------------------------  ----------------------

NET LOSS . . . . . . . . . . . . . . . . . . .                      (30)                (81,964)
                                                ========================  ======================


  Basic and diluted net loss per common share.             nil                      nil
                                                ========================  ======================

  Weighted average number of basic and diluted
    common stock shares outstanding. . . . . .                6,666,666               6,666,666
                                                ========================  ======================

See accountant's review and notes to financial statements.

                                          HEALTHCARE SOFTWARE, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE PERIOD JUNE 17, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999


                                                     Common Stock
                                              -------------------------                                             Total
                                               Number                       Additional         Accumulated       Stockholders'
                                              of Shares      Amount       Paid-in Capital        Deficit            Equity
                                              ---------  --------------  -----------------  -----------------  -----------------
Issuance of common stock in June 1999
  for cash at an average of $.003 per share.    666,666  $           67  $           1,933  $              -   $          2,000

Issuance of common stock to the president
  of the Company at $.013 per common share .  6,000,000             600             79,400                 -             80,000

Loss for period ending,December 31, 1999 . .          -               -                  -           (81,934)           (81,934)
                                              ---------  --------------  -----------------  -----------------  -----------------

  Balance at December 31, 1999 . . . . . . .  6,666,666             667             81,333           (81,934)                66

Loss for period ended March 31, 2000 . . . .          -               -                  -               (30)               (30)
                                              ---------  --------------  -----------------  -----------------  -----------------

  Balance at March 31, 2000 (unaudited). . .  6,666,666  $          667  $          81,333  $        (81,964)                36
                                              =========  ==============  =================  =================  =================


See accountant's review and notes to financial statements.

                                           HEALTHCARE SOFTWARE, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CASH FLOWS
                      FOR THE PERIOD JUNE 17, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999

                                                                 June 17, 1999
                                                                 For the Three              (Inception)
                                                                  Months Ended                Through
                                                                 March 31, 2000            March 31, 2000
Cash flows from operating activities:                             (unaudited)               (unaudited)
                                                            ------------------------  ------------------------
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $                   (30)  $               (81,964)
  Direct payments for professional services by stockholder                        -                    80,000
                                                            ------------------------  ------------------------

  Net cash used in operating activities. . . . . . . . . .                      (30)                   (1,964)
                                                            ------------------------  ------------------------

Cash flows from investing activities:. . . . . . . . . . .                        -                         -
                                                            ------------------------  ------------------------

Cash flows from financing activities:
  Issuance of stock. . . . . . . . . . . . . . . . . . . .                        -                     2,000
                                                            ------------------------  ------------------------

  Net cash provided by financing activities. . . . . . . .                        -                     2,000
                                                            ------------------------  ------------------------

Net increase in cash . . . . . . . . . . . . . . . . . . .                      (30)                       36


Cash, beginning of period. . . . . . . . . . . . . . . . .                       66                         -
                                                            ------------------------  ------------------------

Cash, end of period. . . . . . . . . . . . . . . . . . . .                      36                       36
                                                            ========================  ========================

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest and income taxes:
    Interest . . . . . . . . . . . . . . . . . . . . . . .                       -                        -
                                                            ========================  ========================
    Income taxes . . . . . . . . . . . . . . . . . . . . .                       -                        -
                                                            ========================  ========================

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Professional services paid directly by stockholder . . .                       -   $                80,000
                                                            ========================  ========================

See accountant's review and notes to financial statements.

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Healthcare Software, Inc., (hereinafter "the Company"), was incorporated in June 1999 under the laws of the State of Nevada primarily for the purpose of providing quality software for the hospital industry via the internet. At March 31, 2000, the Company is operating from the residence of the Company's president, in Celebration, Florida. The Company is expected to secure separate office space in the near future.

The Company is in the development stage and as of December 31, 1999 had not realized any significant revenues from its planned operations.

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $81,964 and has generated no revenues since inception. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

Basic  and  Diluted  Loss  Per  share
-------------------------------------

The  Company  has  adopted Statement of Financial Accounting Standards Statement
(SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. per share as there are no common stock equivalents to be included in the calculation.

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

The Company has not purchased any software or hardware. When the Company does purchase software and hardware, it will determine at that time if there could be any adverse effects to the Company's operations regarding Year 2000 issues. Management also believes that Year 2000

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the three months ended March 31, 2000 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

At March 31, 2000 the Company did not own any property or equipment. When the Company does acquire property and equipment it expects to implement a policy to determine impairment by comparing the undiscounted future cash flows estimated to be generated by those assets to their respective carrying amounts.

NOTE  5-COMMON  STOCK

Upon incorporation, the Company authorized the issuance of 100,000,000 shares of common stock at a par value of $0.0001 per share of which 6,666,666 shares are outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Board of Directors in its discretion, from funds legally available therefor. The Company has not authorized any preferred stock, convertible stock, warrants or options as of March 31, 2000.

During the first quarter 2000, a reverse 3:1 stock split occurred. The common stock has been restated in balance sheet, statement of stockholders' equity, and notes to the financial statements to reflect the reverse stock split.

The president and director of the Company, Tom Cochran, owns 90% of the outstanding common stock.

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE  6-RELATED  PARTY

The Company issued 666,666 shares of common stock to companies under the control of its key business consultant, J. Thomas Howard LTD., at $.003.

The Company issued stock to the president in exchange for expenses paid by the president in the amount of $80,000. This was paid directly to J. Thomas Howard LTD. to provide services related to the initial registration of the Company under the Securities Act of 1934.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Some of the statements contained in this Form 10-QSB discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actually results to differ from projections include, for example:\

  - the success or failure of management's efforts to implement their business strategy
  - the Company's ability to rise sufficient capital to meet operating requirements
  -   the  Company's  ability  to  compete  with  major  established  companies
  -   the  Company's  ability  to  attract  and  retain  employees
  -   the  Company's ability to keep its website operational and manage the site
  -   federal,  state  or  local  governmental  regulations
  -   seasonal  effects  on  revenue  for  the  products  its  markets
  -   the  success  of  the  Company's  marketing  campaigns
  - the amount and timing of operating costs and capital expenditures relating to maintaining and expanding the business, operations and infrastructure of the company
  - the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth
  - the Company's ability to attract new personnel in a timely and effective manner
  -   the  Company's  ability  to  retain  key  employees  in  its  business
  - the timing, cost and availability of advertising in traditional media and on other websites and online services
  -   consumer  trends  and  popularity  of  the  products  to  be  sold
  -   the  level  of  use  of  the  Internet  and  online  services
  -   general  economic  conditions

GENERAL

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

PLAN  OF  OPERATIONS

     The Company has been in the development stage since its inception and has not generated any revenues from operations. However, the Company anticipates that expenses will continue to increase during 2000 with the development of its website and the acquisition of contracts with hospitals. Additional capital will be necessary to expand operations or continue current operations. The Company has financed its growth primarily from the sale of common stock. The Company's sources of external and internal financing are limited, and it is not expected that its internal source of liquidity will improve until net cash is provided by operating activities, and, until such time, it will rely upon external sources for liquidity. The Company has not established any lines of credit or other significant financing arrangement with any third-part lenders. There can be no assurance that the Company will be able to obtain financing on reasonable terms, if at all. Until the Company is able to develop, construct and operate its website, and until the Company contracts with hospitals, and derive revenues there from, the Company will continue to use cash obtained from outside sources for its operations and development of its business.

     In the future, the Company may be required to seek debt or equity financing (public or private), curtail operations, or otherwise bring cash flows in balance if it approaches a condition of cash insufficiency. The Company anticipates a need for additional capital, but has no specific commitments with respect thereto. There is no assurance that the Company will be successful in any such effort.

PART  II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4, and 5 are omitted.

ITEM  6  EXHIBITS  AND  REPORTS

a)  Exhibit  27.1   Financial  Data  Schedule

b)  Form  8-K  incorporated  by  reference  filed  April  6,  2000.

                                 SIGNATURE PAGE

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                        Healthcare Software, Inc.


Date:  May  8,  2000                    /S/  Thomas Cochran
                                        ---------------------------
                                        Thomas  Cochran,  President