Form 10QSB
period 2000-06-30
HEALTHCARE SOFTWARE INC
filed 2000-08-10
CIK 1088758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended  June  30,  2000

(   )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                            Healthcare Software, Inc.
             (Exact name of registrant as specified in its charter)

                       Commission file number:  000-28059

                   Nevada                                   88-0429414
       (State of Other Jurisdiction                     (I.R.S. Employer
       of Incorporation or Organization)                Identification  No)


       611 Mulberry Rd, Celebration,  FL                      34747
     (Address of Principal Executive Office)                (Zip Code)

                                  877-603-4382
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ( X )     NO  (   )

As of June 30, 2000 registrant had 6,666,666 shares of Common Stock outstanding.

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS





                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2000






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

                                TABLE OF CONTENTS



INDEPENDENT  AUDITOR'S  REPORT                                         1

FINANCIAL  STATEMENTS

     Balance  Sheets                                                   2

     Statements  of  Operations                                        3

     Statement  of  Stockholders'  Equity                              4

     Statements  of  Cash  Flows                                       5

NOTES  TO  FINANCIAL  STATEMENTS                                       6

Board  of  Directors
Healthcare  Software,  Inc.
611  Mulberry  Rd.
Celebration,  Florida  34747


                          Independent Auditor's Report

We have audited the accompanying balance sheets of Healthcare Software, Inc. (a development stage company) as of June 30, 2000 and December 31, 1999, and the related statements of operations, cash flows, and stockholders' equity for the six months ended June 30, 2000, the period from June 17, 1999 (inception) through December 31, 1999 and the period from June 17, 1999 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Software, Inc. as of June 30, 2000 and December 31, 1999, and the results of its operations and its cash flows for the six months ended June 30, 2000, the period from June 17, 1999 (inception) through December 31, 1999 and the period from June 17, 1999 (inception) to June 30, 2000, in conformity with generally accepted accounting principles.

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




Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
July  21,  2000

                                HEALTHCARE SOFTWARE, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS


                                                                     June 30,  December 31,
                                                                       2000       1999
                                                                     ---------  ---------
CURRENT ASSETS

    Cash                                                             $      7   $     66
                                                                     ---------  ---------
      TOTAL CURRENT ASSETS                                                  7         66
                                                                     ---------  ---------

    TOTAL ASSETS                                                     $      7         66
                                                                     =========  =========

L I A B I L I T I E S   &   S T O C K H O L D E R S '  E Q U I T Y

  CURRENT LIABILITIES
    Payable to related party                                         $  6,680          -
                                                                     ---------  ---------
      TOTAL LIABILITIES                                                 6,680          -
                                                                     ---------  ---------

  COMMITMENTS AND CONTINGENCIES                                             -          -
                                                                     ---------  ---------

  STOCKHOLDER'S EQUITY
    Common stock, 100,000,000 shares authorized,
      $.0001 par value; 6,666,666 shares issued and outstanding           667        667
    Additional paid-in capital                                         81,333     81,333
    Accumulated deficit                                               (88,673)   (81,934)
                                                                     ---------  ---------
      TOTAL STOCKHOLDERS' EQUITY                                       (6,673)        66
                                                                     ---------  ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      7         66
                                                                     =========  =========

The accompanying notes are an integral part of these financial statements.

                                          HEALTHCARE SOFTWARE, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS


                                                                           June 17, 1999      June 17, 1999
                                                         For the Six        (Inception)        (Inception)
                                                         Months Ended         Through            Through
                                                        June 30, 2000    December 31, 1999    June 30, 2000
                                                        --------------  -------------------  ---------------

R E V E N U E S                                         $            -   $                $      -
                                                        --------------  -------------------  ---------------

E X P E N S E S
     Bank Charges                                                   59                   -               59
     Professional services                                       6,680              81,934           88,614
                                                        --------------  -------------------  ---------------
          TOTAL OPERATING EXPENSES                               6,739              81,934           88,673
                                                        --------------  -------------------  ---------------

NET LOSS                                                $       (6,739) $          (81,934)         (88,673)
                                                        ==============  ===================  ===============


          Basic and diluted net loss per common share   $          nil  $              nil   $          nil
                                                        ==============  ===================  ===============

          Weighted average number of basic and diluted
               common stock shares outstanding               6,666,666           6,666,666        6,666,666
                                                        ==============  ===================  ===============

The accompanying notes are an integral part of these financial statements.


                                                   HEALTHCARE SOFTWARE, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIOD JUNE 17, 1999 (INCEPTION) THROUGH JUNE 30, 2000


                                                   Common Stock
                                             -------------------------                                            Total
                                               Number                     Additional        Accumulated       Stockholders'
                                             of Shares      Amount      Paid-in Capital       Deficit             Equity
                                             ---------  --------------  ----------------  ----------------  ------------------
Issuance of common stock in June 1999
  for cash at an average of $.003 per share    666,666  $           67  $          1,933  $             -   $           2,000

Issuance of common stock to the president
  of the Company at $.013 per common share   6,000,000             600            79,400                -              80,000

Loss for the year ending, December 31, 1999          -               -                 -          (81,934)            (81,934)
                                             ---------  --------------  ----------------  ----------------  ------------------

  Balance at December 31, 1999               6,666,666             667            81,333          (81,934)                 66

Loss for period ended June 30, 2000                  -               -                 -           (6,739)             (6,739)
                                             ---------  --------------  ----------------  ----------------  ------------------

  Balance at June 30, 2000                   6,666,666  $          667  $         81,333  $       (88,673)  $          (6,673)
                                             =========  ==============  ================  ================  ==================

The accompanying notes are an integral part of these financial statements.

                                            HEALTHCARE SOFTWARE, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF CASH FLOWS


                                                                                June 17, 1999      June 17, 1999
                                                              For the Six        (Inception)        (Inception)
                                                             Months Ended          Through            Through
                                                             June 30, 2000    December 31, 1999    June 30, 2000
                                                            ---------------  -------------------  ---------------
  Net loss                                                  $       (6,739)  $          (81,934)  $      (88,673)
  Direct payments for professional services by stockholder           6,680               80,000           86,680
                                                            ---------------  -------------------  ---------------

  Net cash used in operating activities                                (59)              (1,934)          (1,993)
                                                            ---------------  -------------------  ---------------

Cash flows from investing activities:                                    -                    -                -
                                                            ---------------  -------------------  ---------------

Cash flows from financing activities:
  Issuance of stock                                                      -                2,000            2,000
                                                            ---------------  -------------------  ---------------

  Net cash provided by financing activities                              -                2,000            2,000
                                                            ---------------  -------------------  ---------------

Net increase (decrease)  in cash                                       (59)                  66                7


Cash, beginning of period                                               66                    -                -
                                                            ---------------  -------------------  ---------------

Cash, end of period                                         $            7   $               66   $            7
                                                            ===============  ===================  ===============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest and income taxes:
    Interest                                                $            -   $                -   $            -
                                                            ===============  ===================  ===============

    Income taxes                                            $            -   $                -   $            -
                                                            ===============  ===================  ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Professional services paid directly by stockholder        $        6,680   $           80,000   $       86,680
                                                            ===============  ===================  ===============

The accompanying notes are an integral part of these financial statements.

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Healthcare Software, Inc., (hereinafter "the Company"), was incorporated in June 1999 under the laws of the State of Nevada primarily for the purpose of providing quality software for the hospital industry via the internet. At June 30, 2000, the Company is operating from the residence of the Company's president, in Celebration, Florida. The Company is expected to secure separate office space in the near future. The Company has elected a fiscal year-end of December 31.

The Company is in the development stage and as of June 30, 2000 had not realized any significant revenues from its planned operations.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $88,673 and has generated no revenues since inception. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

Basic  and  Diluted  Loss  Per  share
-------------------------------------

The  Company  has  adopted Statement of Financial Accounting Standards Statement
(SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value per share as there are no common stock equivalents to be included in the calculation.

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Income  Taxes
-------------

No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use  of  Estimates
------------------

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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


NOTE  3  -  PROPERTY  AND  EQUIPMENT

At June 30, 2000 the Company did not own any property or equipment. When the Company does acquire property and equipment it expects to implement a policy to determine impairment by comparing the undiscounted future cash flows estimated to be generated by those assets to their respective carrying amounts.

NOTE  4-COMMON  STOCK

Upon incorporation, the Company authorized the issuance of 100,000,000 shares of common stock at a par value of $0.0001 per share of which 6,666,666 shares are outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders, but have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared by the Board of Directors in its discretion, from funds legally available therefor. The Company has not authorized any preferred stock, convertible stock, warrants or options as of June 30, 2000.

During the first quarter 2000, a reverse 3:1 stock split occurred. The common stock has been restated in balance sheet, statement of stockholders' equity, and notes to the financial statements to reflect the reverse stock split.

                            HEALTHCARE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE  4-COMMON  STOCK  (CONTINUED)

The president and director of the Company, Tom Cochran, owns 90% of the outstanding common stock.

NOTE  5-RELATED  PARTY

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

During the quarter ended, June 30, 2000, the president of the Company paid expenses in the amount of $6,680.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Some of the statements contained in this Form 10-QSB discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actually results to differ from projections include, for example:\

     - the success or failure of management's efforts to implement their business strategy
     - the Company's ability to rise sufficient capital to meet operating requirements
     -     the Company's ability to compete with major established companies
     -     the  Company's  ability  to  attract  and  retain  employees
     - the Company's ability to keep its website operational and manage the site
     -     federal, state  or  local  governmental  regulations
     -     seasonal  effects  on  revenue  for  the  products  its  markets
     -     the  success  of  the  Company's  marketing  campaigns
     - the amount and timing of operating costs and capital expenditures relating to maintaining and expanding the business, operations and infrastructure of the company
     - the Company's ability to upgrade and develop its systems and infrastructure to accommodate growth
     - the Company's ability to attract new personnel in a timely and effective manner
     -     the  Company's  ability  to  retain  key  employees  in  its
     - business the timing, cost and availability of advertising in traditional media and on other websites and online services
     -     consumer  trends  and  popularity  of  the  products to be  sold
     -     the  level  of  use  of  the  Internet  and  online  services
     -     general  economic  conditions

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

PLAN  OF  OPERATIONS

     The Company has been in the development stage since its inception and has not generated any revenues from operations. However, the Company anticipates that expenses will continue to increase during 2000 with the development of its website and the acquisition of contracts with hospitals. Additional capital will be necessary to expand operations or continue current operations. The Company has financed its growth primarily from the sale of common stock. The Company's sources of external and internal financing are limited, and it is not expected that its internal source of liquidity will improve until net cash is provided by operating activities, and, until such time, it will rely upon external sources for liquidity. The Company has not established any lines of credit or other significant financing arrangement with any third-party lenders. There can be no assurance that the Company will be able to obtain financing on reasonable terms, if at all. Until the Company is able to develop, construct and operate its website, and until the Company contracts with hospitals, and derive revenues there from, the Company will continue to use cash obtained from outside sources for its operations and development of its business.

     In the future, the Company may be required to seek debt or equity financing (public or private), curtail operations, or otherwise bring cash flows in balance if it approaches a condition of cash insufficiency. The Company anticipates a need for additional capital, and is working on a SB-2 registration offering towards that end. There is no assurance that the Company will be successful in any such effort.

PART  II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4, and 5 are omitted.

ITEM  6  EXHIBITS  AND  REPORTS

a)  Exhibit  27.1   Financial  Data  Schedule

                                 SIGNATURE PAGE

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                           Healthcare  Software,  Inc.


Date:  August  3,  2000                    /S/  Thomas  Cochran
       ----------------                    ---------------------------
                                           Thomas  Cochran,  President